Form 10-K/A
period 2017-03-31
Honda Auto Receivables 2016-2 Owner Trust
filed 2017-09-20
CIK 1673350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 amends the Annual Report on Form 10-K for the fiscal year ended March 31, 2017, which was filed with the Securities and Exchange Commission on June 16, 2017 and is being filed for the purposes of filing a new Exhibit 33.1 (Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of American Honda Finance Corporation).

Other than as discussed above, this Form 10-K/A does not update or amend any other information or any exhibits as originally filed on the Form 10-K and does not otherwise reflect events occurring after the original filing date of the Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Form 10-K and with other filings made by the issuing entity with the Securities and Exchange Commission subsequent to the filing of the Form 10-K.

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

Honda Auto Receivables 2016-2 Owner Trust

By: American Honda Finance Corporation, as Servicer

	By:	/s/ Paul C. Honda

Paul C. Honda

Date: September 20, 2017	Vice President and Assistant Secretary (senior officer in charge of the servicing function)

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