Form 10-K/A
period 2018-03-31
Honda Auto Receivables 2016-2 Owner Trust
filed 2018-07-11
CIK 1673350

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

EXPLANATORY NOTE

This Amendment No. 1 amends the Annual Report on Form 10-K for the fiscal year ended March 31, 2018, which was filed with the Securities and Exchange Commission on June 25, 2018 and is being filed for the purpose of filing a new Exhibit 34.1 (Attestation Report on Compliance with Servicing Criteria for Asset-Backed Securities of KPMG LLP, on behalf of American Honda Finance Corporation).

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

Honda Auto Receivables 2016-2 Owner Trust

	By:	American Honda Finance Corporation, as Servicer

	By:	/s/ Paul C. Honda
Paul C. Honda
Date: July 11, 2018		Vice President and Assistant Secretary (senior officer in charge of the servicing function)

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